Form 10-Q
period 2016-05-31
Asia Training Institute US, Inc.
filed 2016-08-23
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED May 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-210847

Asia Training Institute US, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1010764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8152 Villaverde Drive Whittier CA	90605
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2016: 105,000,000 shares of common stock.

Asia Training Institute US, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Asia Training Institute US, Inc.

BALANCE SHEETS

(Unaudited)

	May 31, 2016	November 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$8,903	$-

TOTAL ASSETS	$8,903	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$155	$105
Accrued expenses	3,865	3,065
Due to related party	22,141	-
TOTAL LIABILITIES	$26,161	$3,170

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of May 31, 2016 and November 30, 2015	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares issued and outstanding as of May 31, 2016 and 98,000,000 as of November 30, 2015	10,500	9,800
Additional paid in capital	24,000	24,000
Accumulated deficit	(51,758)	(36,970)
TOTAL STOCKHOLDERS’ DEFICIT	(17,258)	(3,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,903	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

Asia Training Institute US, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended May 31, 2016	Six Months Ended May 31, 2016

Revenue	$-	$-

Operating Expenses:
Development, general and administrative	12,223	14,788

Operating loss	(12,223)	(14,788)

Net loss	$(12,223)	$(14,788)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	105,000,000	103,316,940

See Accompanying Notes to Unaudited Financial Statements

-F2-

Asia Training Institute US, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,788)
Adjustments to reconcile net loss to net cash used in operating activities:

Common stock issued for services	700
Changes in operating assets and liabilities:
Accounts payable	13,151
Accrued expenses	800

Net cash used in Operating Activities	(137)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related party	9,040
Net Change in Cash	8,903

Cash at beginning of period:	-
Cash at end of period:	$8,903

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Operating expenses paid by related party	$13,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

Asia Training Institute US, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED May 31, 2016

(UNAUDITED)

Note 1- Organization and Description of Business

Asia Training Institute US, Inc., a Delaware corporation (“the Company”) was originally incorporated under the laws of the State of Delaware on November 10, 2015 with the name Asia Training Institute, Inc.

Following a unanimous vote by the board of directors on April 5, 2016, on April 6, 2016 the Company changed its name to Asia Training Institute US, Inc. and filed with the Delaware Secretary of State, a Certificate of Amendment.

The Company has elected November 30th as its year end.

The Company intends to offers informative business seminars on varying topics to attendees through the United States.

Note 2 - Significant Accounting Policies

BASIS OF PRESENTATION.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in this Form S-1, have been omitted.

The results of operations for the six month period ended May 31, 2016 are not necessarily indicative of the results for the full fiscal year ending November 30, 2016.

Note 3 - Going Concern

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company has no current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

Note 4 - Related Party Transactions

Equity

On January 13, 2016 the Company issued an additional 7,000,000 shares of restricted common stock at par value ($0.0001) to Chia-Yi Lin for services rendered to the Company regarding the development of the Company’s business plan.

As of May 31, 2016 we have 105,000,000 shares of common stock issued and outstanding.

Due to Related Party

In the six month period ending May 31, 2016, Mr. Chiang transferred funds of $9,040 to the Company and paid expenses of $13,101 on behalf of the Company. The aforementioned payments by Mr. Chiang totalled $22,141. The $22,141 is due to Mr. Chiang as of May 31, 2016. These transfers and payments are recorded as due to related party – Chiang.

Note 5 - Accrued Expenses

Accrued expenses totaled $3,865 at May 31, 2016 and $3,065 at November 30, 2015 and consisted primarily of professional fees.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Quarterly Report of Asia Training Institute US, Inc. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

PLAN OF OPERATION

On January 1, 2016 the Company entered into a licensing agreement with Magic NLP Co., a Taiwanese Company. Per the licensing agreement we are now licensed to provide our future attendees of our seminars, the same course curriculum as already developed and offered by Magic NLP Co.

*Magic NLP Co. is considered a related party as it is controlled by our Chief Executive Officer Chun-Han Lin.

Currently, we have plans to offer informative seminars specifically geared towards primarily successful working adults. The seminars offered will cover a wide range of topics, including, but not strictly limited to, sales psychology, professional practitioner certification, tarot cards and hypnotherapy. Going forward we plan to continue to develop new seminars, begin marketing efforts to reach our core demographic, and expand the reach of our seminars throughout the country (United States) and potentially the world.

At this time we have minimal and nominal operations. We still have significant steps to take to fully carry out our intended business plan. To date we have not yet held any seminars.

RESULTS OF OPERATIONS

For the three months ended May 31, 2016

We have not generated any revenues to date.

Our operating expenses were $12,223 for the three months ended May 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net loss for the three month period ended May 31, 2016 was $12,223.

For the six months ended May 31, 2016

Our operating expenses were $14,788 for the six months ended May 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net loss for the six month period ended May 31, 2016 was $14,788.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of May 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of May 31, 2016.

As of May 31, 2016 we had cash consisting of $8,903.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended May 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

There have been no material changes to the risk factors contained in our Form S-1 for the year ended November 30, 2015.

Item 2 Unregistered Sales of Equity Securities

On November 12, 2015 the Company issued the following quantities of restricted common stock at par value (.0001) to the below individuals in exchange for the services rendered to the Company regarding the development of the Company’s business plan.

Name of Individual	Shares of Common Stock Issued
Chun-Han Lin	35,000,000
Chien-Heng Chiang	35,000,000
Tzu-Hsin Chen	5,400,000
Ying-Che Hsu	7,000,000
Wei-Hseien Lin	3,600,000
Chia-Yi Lin	9,000,000
Cheng Siew-Imm	3,000,000
Total	98,000,000

On January 13, 2016 the Company issued an additional 7,000,000 shares of restricted common stock at par value ($0.0001) to Chia-Yi Lin for services rendered to the Company regarding the development of the Company’s business plan.

The shares that were issued to all of the aforementioned individuals were issued for services rendered to the Company regarding the development of the Company’s business plan. The shares issued were also all restricted. The shares were issued pursuant to Regulation S.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended May 31, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on June 16, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Training Institute US, Inc.

Dated: August 19, 2016

By:	/s/ Chun-Han Lin
Chun-Han Lin, Chief Executive Officer (Principal Executive Officer), Director