Form 10-Q
period 2016-08-31
Asia Training Institute US, Inc.
filed 2016-10-17
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED August 31, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 17, 2016: 105,000,000 shares of common stock.

Asia Training Institute US, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Asia Training Institute US, Inc.

BALANCE SHEETS

	August 31, 2016 (Unaudited)	November 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$8	$-

TOTAL ASSETS	$8	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$155	$105
Accrued expenses	4,215	3,065
Due to related party	22,141	-
TOTAL LIABILITIES	$26,511	$3,170

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of August 31, 2016 and November 30, 2015	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares and 98,000,000 shares issued and outstanding as of August 31, 2016 and November 30, 2015, respectively	10,500	9,800
Additional paid - in capital	40,000	24,000
Accumulated deficit	(77,003)	(36,970)
TOTAL STOCKHOLDERS’ DEFICIT	(26,503)	(3,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

Asia Training Institute US, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended August 31, 2016	Nine Months Ended August 31, 2016

Revenue	$-	$-

Operating Expenses:
Development, general and administrative	25,245	40,033

Operating loss	(25,245)	(40,033)

Net loss	$(25,245)	$(40,033)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	105,000,000	103,880,000

See Accompanying Notes to Unaudited Financial Statements

-F2-

Asia Training Institute US, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(40,033)
Adjustments to reconcile net loss to net cash used in operating activities
Expenses paid by shareholder	16,000
Common stock issued for services	700
Changes in operating assets and liabilities:
Accounts payable	13,151
Accrued expenses	1,150
Net cash used in Operating Activities	(9,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related party	9,040
Net cash provided by Financing Activities	9,040

Net change in cash	8
Cash at beginning of period	-
Cash at end of period	$8

NON-CASH TRANSACTIONS
Operating expenses paid by related party	$13,101

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-
Income taxes paid	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

Asia Training Institute US, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED August 31, 2016

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

The Company intends to offer informative business seminars on varying topics to attendees through the United States.

Note 2 - Significant Accounting Policies

BASIS OF PRESENTATION.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in its Form S-1, have been omitted.

The results of operations for the nine month period ended August 31, 2016 are not necessarily indicative of the results for the full fiscal year ending November 30, 2016.

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

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Related Party Transactions

Equity

On January 13, 2016 the Company issued an additional 7,000,000 shares of restricted common stock at par value ($0.0001) to Chia-Yi Lin for services rendered to the Company regarding the development of the Company’s business plan. Chia-Yi Lin is a Director of the Company.

Additional Paid In Capital

During the three month period ending August 31, 2016, our Chief Financial Officer, Chien-Heng Chiang, paid a combined $16,000 of expenses on behalf of the Company. Chien-Heng Chiang does not request repayment from the Company. This is recorded as additional paid in capital.

Due to Related Party

In the nine month period ending August 31, 2016 Chien-Heng Chiang transferred funds to and paid expenses on behalf of the Company totaling $22,141. These transfers and payments are recorded as due to related party.

Note 5 - Accrued Expenses

Accrued expenses totaled $4,215 at August 31, 2016 and $3,065 at November 30, 2015 and consisted primarily of professional fees.

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

RESULTS OF OPERATIONS

For the three months ended August 31, 2016

We have not generated any revenues to date.

Our operating expenses were $25,245 for the three months ended August 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net loss for the three month period ended August 31, 2016 was $25,245.

For the nine months ended August 31, 2016

Our operating expenses were $40,033 for the nine months ended August 31, 2016. Operating expenses were solely general and administrative in nature and consisted primarily of professional fees. Our net loss for the nine month period ended August 31, 2016 was $40,033.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of August 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of August 31, 2016.

As of August 31, 2016 we had cash consisting of $8.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2016. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended August 31, 2016 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended August 31, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on June 16, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Training Institute US, Inc.

Dated: October 17, 2016

By:	/s/ Chun-Han Lin
Chun-Han Lin, Chief Executive Officer (Principal Executive Officer), Director