Form 10-K
period 2016-12-31
Asia Training Institute US, Inc.
filed 2017-03-31
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED December 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-210847

Asia Training Institute US, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1010764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8152 Villaverde Drive Whittier, CA	90605
(Address of Principal Executive Offices)	(Zip Code)

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

As of March 31, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of March 31, 2017, there were 105,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Asia Training Institute US, INC.,

PART I

Item 1. Business.

Corporate History

Asia Training Institute US, Inc., a Delaware corporation (“the Company”) was originally incorporated under the laws of the State of Delaware on November 10, 2015 with the name Asia Training Institute, Inc.

On November 12, 2015 the following individuals were appointed as Officers and Directors to the Company.

* Chun-Han Lin was appointed Chief Executive Officer and a Director of the Company.

* Chien-Heng Chiang was appointed Chief Financial Officer and Chairman of the Board of Directors of the Company.

* Yi-Shan Feng was appointed Secretary and a Director of the Company.

* Chun-Heng Lin was appointed a Director of the Company.

* Chia-Yi Lin was appointed a Director of the Company.

* Cheng Siew Imm was appointed a Director of the Company.

* Tsung-Lun Wu was appointed a Director of the Company.

On November 12, 2015 the Company issued the following quantities of restricted common stock at par value ($0.0001) to the below individuals in exchange for the services rendered to the Company regarding the development of the Company’s business plan.

Name of Individual	Shares of Common Stock Issued
Chun-Han Lin	35,000,000
Chien-Heng Chiang	35,000,000
Tzu-Hsin Chen	5,400,000
Ying-Che Hsu	7,000,000
Wei-Hseien Lin	3,600,000
Chia-Yi Lin	9,000,000
Cheng Siew-Imm	3,000,000
Total	98,000,000

On January 1, 2016 the Company entered into a licensing agreement with Magic NLP Co., a Taiwanese Company. Per the licensing agreement we, the Company are now licensed to provide our future attendees of our seminars, the same course curriculum as already developed and offered by Magic NLP Co.

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

On November 29, 2016, the Board of Directors (the “Board”) of Asia Training Institute US, Inc. (the “Company”) approved a change in the Company’s fiscal year end from November 30 to December 31 of each year, which was effected pursuant to an amendment to the Company’s Bylaws.

On January 23, 2017, the Company dismissed the Independent Registered Public Accounting Firm, MaloneBailey, LLP (“MB”) of Houston, Texas.

On January 24, 2017, the Company engaged Simon & Edward, LLP (“S&E”) of Diamond Bar, CA, as its new Independent Registered Public Accounting Firm.

Industry Overview

Management Consulting Industry

Our company falls into a number of industries due to the unique and varied nature of the material we plan to discuss at our future seminars. While we believe that our primary industry to be the the management consulting industry, we also fall into industries which include, but are not strictly limited to, business services, personal development, hypnotherapy, etc. Management consulting is the practice of helping organizations/businesses to improve their performance, operating primarily through the analysis of existing organizational problems and the development of plans for improvement. These are all topics we intend to cover in our informative seminars. Organizations may draw upon the services of management consultants for a number of reasons, including gaining external (and presumably objective) advice and access to the consultants' specialized expertise. The keynote speakers and other staff at our seminars will not only offer informative information as previously denoted but will reach out to attendees on a more personal level to discover ways in which they could improve upon their own businesses and the challenges they face daily in running such businesses.

The global consulting industry revenues (including HR, IT, strategy, operations, management and business advisory services) will be about $449 billion in 2015, according to Plunkett Research estimates. This represents reasonable growth from $415 billion during the previous year. In the U.S., consulting of all types, including management, scientific and technical, generated $191.4 billion during 2014, up from $180.0 billion the previous year. Accounting and related services (such as tax return preparation) generated an additional $152.0 billion in 2014, up from about $136.5 billion during 2013, according to the U.S. Bureau of the Census. The data from this paragraph can be found at: https://www.plunkettresearch.com/trends-analysis/consulting-management-business-market/

In addition, some of our material we will present at our seminars will also cater to the more spiritual nature of our clients and may assist their overall mental state and emotional wellbeing. There has been a growing trend all across the world of consumers looking for alternative methods through which to improve their mental wellbeing, and more and more people turn to methods such as hypnotherapy and psychology to accomplish such goals.

Hypnotherapy is a form of psychotherapy used to create subconscious change in a patient in the form of new responses, thoughts, attitudes, behaviors or feelings. Hypnosis was originally used to treat the condition known in the Victorian era as hysteria. Modern hypnotherapy is widely accepted for the treatment of anxiety, subclinical depression, certain habit disorders, to control irrational fears, as well as in the treatment of conditions such as insomnia and addiction. Hypnosis has also been used to enhance recovery from non-psychological conditions such as after surgical procedures, in breast cancer care and even with gastro-intestinal problems, including IBS. Through our seminars utilizing hypnotherapy, and offering instruction as to its techniques, we aim to improve the overall mental and physical wellbeing of our future seminar attendees.

Business Information

Asia Training Institute US, Inc. is a company that plans to offer informative seminars specifically geared towards primarily successful working adults. The seminars offered will cover a wide range of topics, including, but not strictly limited to, sales psychology, professional practitioner certification, tarot cards and hypnotherapy. Going forward we plan to continue to develop new seminars, begin marketing efforts to reach our core demographic, and expand the reach of our seminars throughout the country (United States) and potentially the world.

The industry in which we operate in is highly competitive. Many other competitors host informative seminars. The seminars we intend to offer have not been priced at the current time, and we will evaluate how much we will charge to each attendee in the future. We will rent or otherwise utilize as of yet unidentified locations such as conference halls, hotels, and/or exhibition centers to host our seminars in person. Our current lineup of seminars, will each have a central focus of which we present certain material, is as follows:

1.	Highly Effective Status Management. This seminar focuses upon understanding personal life dynamics and the core of emotions through neuro-linguistics programming and comparable means. Attendees are instructed in how to release stress, stop insomnia, and reduce the unnecessary complication of life. Coupled with Craniosacral work, attendees can feel and adjust relaxing conditions of their own muscles and joints to help their body and mind communicate with one another.

2.	New Sales Psychology. This seminar focuses upon the psychology behind selling to customers. We communicate how all throughout life we have been salespeople, even in childhood this could include requesting milk or diapers from our parents, but somewhere along the way a myth developed that there was one set way to sell products and try to draw in customers. This seminar aims to dispel that myth and teach our learners that the purchase patterns for each customer are different, and by identifying key characteristics of clients we hope to improve our student’s ability to sell to individuals through every walk of life and personality type by catering their sales approach individually.

3.	Efficient Learning Coaching Camp for Teenagers. While the primary focus of our seminars is on adult learners, we offer this seminar primarily to teenagers and utilize neuro-linguistics programming tool application to help children easily identify the cause of learning disabilities. This seminar is targeted primarily to children who are dealing with these learning disabilities and we teach them how to reestablish efficient learning states, reduce their educational disadvantages and give them a clear path to success during the school year.

4.	NLP Professional Practitioner Certification Class (Enterprise Application). Neuro-Linguistic Programming (NLP) is a very specific and practical “applied psychology” discipline. To put it broadly this seminar includes how we experience emotion from the external world through our sense and how we can use the same internal organs to achieve the desired results knowingly or unknowingly. NLP focuses on how personal reflection patterns determine the outcome of a person’s life. This seminar uses instructions, demonstrations, exercises, discussions, and sharing sessions to achieve the best learning results; and adopts practical exercises and feedback to help students achieve better awareness of their own thoughts, emotions, and reactions. The objective is to fully master the NLP tool to transcend self-restrictions and achieve a wonderful life.

5.	Tarot Card. Through the use of tarot cards this seminar seeks to form a bridge between the conscious and the subconscious mind. Sometimes in life individuals simply need to be pointed in a direction their subconscious mind already knows is correct but they just cannot grasp it on their own. Through the utilization of tarot cards we hope to assist our attendees in making the most appropriate decisions within the most effective time in order to rapidly achieve their objectives.

6.	NGH Hypnotherapist Certification Training Course. NGH stands for the National Guild of Hypnotists. One of the functions of the guild is issuing certification through their widely recognized evaluation process. Therefore, many informed individuals prefer, or require, their hypnotists to have received certification through NGH. In our seminar we employ constant practicing to allow every student to master hypnotic tools.

7.	SMART People Reading and Communication Skills. The key to communication is not what you have expressed, but rather what the individual you are conversing with has received. People reading enables you to capture the behavior patterns, personality traits, and other information exhibited by your counterparts in order to rapidly establish an interactive strategy. Through these methods you can hopefully make the individual you are speaking with feel as if you really understand him/her and improve communication skills overall.

We have several individuals who are highly respected in their individual fields of which we plan to have conduct our seminars. At present there are no formal commitments in place between our company and these individuals, and if we are not able to procure their assistance we will find other, as of yet unidentified, individuals to lead our seminars. Dr. John Grinder is a former professor of linguistics at the University of California and also the co-creator of NLP, and we tentatively plan for him to conduct our seminar based upon Neuro-Linguistic Programming. We also plan on acquiring the assistance of Peter Lin, Vice President of Honyi Precision Industry Co., Ltd and Monica Chang, a certified trainer of NLPU (Neuro-Linguistic Programming University) and ABNLP (American Board of Hypnotherapy).

One of the keys to the success of our business will be marketing these seven currently available seminars to the correct demographic and to interested learners. To this end we have developed a marketing plan to target primarily, but not exclusively, Mandarin or Cantonese speaking business professionals within the United States. We are considering to engage with the three metropolitan areas with the largest Chinese American populations: the Greater Los Angeles Combined Statistical Area (566,968 people), the Greater New York Combined Statistical Area (735,019 people), and the San Jose-San Francisco-Oakland Combined Statistical Area (629,243 people).

In order to market to our target demographic we plan to utilize several methods that we consider to be optimal for our seminars. Through the utilization of social media such as facebook, youtube, youku, wechat and sina weibo (all of these are rather popular among Chinese communities) we hope to reach our ideal demographic. We may also use traditional media such as newspapers and TV channels in order to spread awareness of our Company. Cooperation with local organizations will be key to our success as well, so we plan to tap into local (as of yet unidentified) existing related communities/organizations/NPOs/educational institution(s) to further expand our network and customer outreaches.

We have not hosted any conferences to date. In the future we have plans to host conferences in the United States, but we do not have dates or details finalized at this point in time.

Competition

Due to the fact that our Company is in the start up stage, we are faced with a tremendous number of competitors in the highly competitive field of management consulting. Our competitors have a longer operating history, greater resources, recognized brand names, larger employee bases, and a wide array of factors which may make it difficult for us to penetrate the market place. Some of the most well known and recognizable management consulting companies include, but are not limited to, McKinsey & Company, The Boston Consulting Group, Bain & Company, and Monitor Group. If we are unable to attract a market share in this industry that is already clustered with significant competition, then we may be forced to reevaluate or alter our business strategy going forward.

Employees

As of June 16, 2016 we have six part time employees, all of which are our Officers and Directors.

Currently, our Officers and Directors all have the flexibility to work on our business up to 25 to 30 hours per week, but are prepared to devote more time if necessary.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our Officers/or Directors and or employees.

Item 1A. Risk Factors.

Risks Relating to Our Company and Our Industry

Competition from both large, established industry participants and new market entrants may impair or limit our ability to attract potential attendees to our informative seminars.

Our competition in the industry of hosting seminars is highly competitive with numerous participants from new market entrants and established industry participants. Some established competitors have greater resources and better accessibility than us, therefore they are able to adapt more quickly to hosting seminars that are either more informative or pleasing to attend.

We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our product line, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

As of our most recent year end we had minimal cash and/or cash equivalents. As a result of having minimal cash to fund our business we have, and continue to be, primarily reliant upon our Officers and Directors to fund our operations. We believe our officers and directors will continue to fund our operations for a period of twelve months although there is no guarantee that they will do so.

We have generated only minimal revenues to date since our inception. Our independent registered public accounting firm, MaloneBailey, LLP has issued a going concern opinion in their audit report in regards to our operations.

In their audit report our PCAOB auditor MaloneBailey, LLP issued a going concern opinion in regards to our operations. The going concern was issued due to the fact we have suffered a net loss and do not have a source of revenue sufficient to cover our operations which raises substantial doubt about our ability to continue. The going concern issued by our independent auditor may have a negative impact on the value of our common stock, although the extent of this negative impact is not known at this time. Additionally, we may have a more difficult time obtaining financing as a result of the going concern.

We are a start-up stage company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve profitability. Since our inception we have generated minimal revenues, and currently have only limited operations, as we are presently in the planning stage of our business development as an exploration stage company. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and becoming profitable.

Our current lineup of informative seminars is untested in our target demographic within the United States and as such we cannot be certain that we will attract as many attendees as we anticipate.

Due to our limited knowledge of how receptive our target demographic will be to our seminars within the areas we are initially going to be targeting we cannot guarantee that we will have as many attendees sign up for our seminars as we anticipate. In the event that we do not have as many attendees as we anticipate then we may be our forced to scale back our operations considerably or cease operations altogether.

We may be subject to Government laws and regulations particular to our operations with which we may be unable to comply.

We may not be able to comply with all current and future government regulations which are applicable to our business. Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax, and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts and further restrictions within the United States. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities. Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

Any failure to maintain adequate general liability, commercial and service liability insurance could subject us to significant losses of income.

We do not currently carry general liability, service liability and commercial insurance, and therefore, we have no protection against any general, commercial and/or service liability claims. Any general, commercial and/or service liability claims will have a material adverse effect on our financial condition. There can be no assurance that we will be able to obtain insurance on reasonable terms when we are able to afford it.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our revenue growth rate depends primarily on our ability to execute our business plan.

We may not be able to identify and maintain the necessary relationships within our industry. Our ability to execute our business plan also depends on other factors, including the ability to:

1. Offer seminars which are well received by our target demographic;

2. Hire and train qualified personnel;

3. Maintain marketing and development costs at affordable rates; and,

4. Maintain an affordable labor force.

A decline in general economic condition could lead to reduced consumer traffic and could negatively impact our business operation and financial condition, which could have a material adverse effect on our business, financial condition and results of operations.

Our operating and financial performance may be adversely affected by a variety of factors that influence the general economy. Consumer spending habits, including chiefly the demand for management consulting seminars, are affected by, among other things, prevailing economic conditions, levels of unemployment, salaries and wage rates, prevailing interest rates, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income. In the event of an economic slowdown, consumer spending habits could be adversely affected and we could experience lower net sales than expected on a quarterly or annual basis which could have a material adverse effect on our business, financial condition and results of operations.

A failure to manage our growth effectively could harm our business and offering results.

Financial and management controls, and information systems may be inadequate to support our expansion. Managing our growth effectively will require us to continue to enhance these systems, procedures and controls, and to hire, train, and retain management and staff. We may not respond quickly enough to the changing demands that our expansion will impose on our management, employees and existing infrastructure. Our failure to manage our growth effectively could harm our business and operating results.

The company’s ability to expand its operations will depend upon the company’s ability to raise significant additional financing as well as to generate income.

Developing our business may require significant capital in the future. To meet our capital needs, we expect to rely on our cash flow from operations and, potentially, third-party financing. Third-party financing may not, however, be available on terms favorable to us, or at all. Our ability to obtain additional funding will be subject to various factors, including market conditions, our operating performance, lender sentiment and our ability to incur additional debt. These factors may make the timing, amount, terms and conditions of additional financings unattractive. Our inability to raise capital could impede our growth.

If we fail to maintain the value of our brand, our sales are likely to decline

Our success depends on the value created by Asia Training Institute US, Inc. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high quality seminar that is well received by attendees. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in a decrease in revenue and market share.

Any acquisitions that we make could disrupt our business and harm our financial condition

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies from time to time. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners of any businesses, products or technologies. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations. If we decide to expand our seminar lineup, we may spend time and money on projects that do not increase our sales. Any cash acquisition we pursue would diminish the cash available to us for other uses, and any stock acquisition would dilute our stockholders’ ownership. While we, from time to time, evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any future acquisitions or collaborative projects.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our senior executives and other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key personnel in our industry is intense, and we may be unable to retain our senior executives and key personnel or attract and retain new senior executives and key personnel in the future, in which case our business may be severely disrupted.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• General Economic Conditions;

• The number and quality of seminars we will have available;

• Our ability to retain, grow our business and attract new clients;

• Administrative Costs;

• Advertising and other marketing costs;

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our future success is dependent, in part, on the performance and continued service of Chun-Han Lin, our Chief Executive Officer and Chien-Heng Chiang, our current Chief Financial Officer and Chairman. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Chun-Han Lin, our Chief Executive Officer and Chien-Heng Chiang, our current Chief Financial Officer and Chairman. The loss of their services would delay our business operations substantially.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCBB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may, in the future, issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 105,000,000 shares are issued and outstanding as of December 31, 2016. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue 20,000,000 shares of Preferred Stock. Preferred stock shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Corporation may determine. Currently, we have no shares of preferred stock outstanding, however the issuance of any of our preferred stock may influence the value of your investment.

We do not currently intend to pay dividends on our common stock and consequently your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s executive offices are located at 8152 Villaverde Drive, Whittier CA 90605. The Company’s office space is provided rent free by the Company’s Chief Financial Officer Chien-Heng Chiang. The Company shares the office space with Asia Training Institute, Inc., a Nevada Corporation.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not currently listed on any exchange however, in the future we intend to list on the OTC Marketplace.

Holders

As of December 31, 2016, there are seven (7) shareholders of record of our common stock and 105,000,000 shares of common stock deemed issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Asia Training Institute US, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015	November 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$567	$-	$-
Prepaid Expense	30,000	-	-
TOTAL ASSETS	$30,567	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$4,925	$3,170	$3,170
Due to related party	22,141	-	-
TOTAL LIABILITIES	$27,066	$3,170	$3,170

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of December 31, 2016, December 31, 2015 and November 30, 2015	-	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares issued and outstanding as of December 31, 2016 and 98,000,000 as of December 31, and November 30, 2015	10,500	9,800	9,800
Additional paid in capital	96,148	24,000	24,000
Accumulated deficit	(103,147)	(36,970)	(36,970)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,501	(3,170)	(3,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,567	$-	$-

Asia Training Institute US, Inc.

Statements of Operations

	Year Ended December 31, 2016	One Month Ended December 31, 2015	From November 10, 2015 (Inception) to November 30, 2015

Revenue	$-	$-	$-

Expenses:
Development, general and administration	66,177	-	36,970

Operating loss	(66,177)	-	(36,970)

Net loss	$(66,177)	$-	$(36,970)

Basic and diluted loss per share	$(0.00)	$-	$(0.00)

Weighted average common shares outstanding - basic and diluted	104,770,202	98,000,000	88,200,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.

Liquidity and Capital Resources

Our cash balance is $567 as of December 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Officers and Directors who have informally agreed to advance funds to allow us to pay for operating fees, and professional fees.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenue

Since our inception we have not generated any revenue.

Net Loss

We recorded a net loss of $66,177 for the year ended December 31, 2016 as opposed to $0 for the one month ended December 31, 2015 and $36,970 for the period from November 10, 2015 (Inception) to November 30, 2015. The increase in net loss is attributed to increased professional fees.

Going Concern

For the year ended December 31, 2016, the Company has suffered recurring losses and had generated negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current and Future Operations Summarized

At present our primary business activities consist of, and revolve around, offering a diverse array of seminars covering a variety of topics to cater towards successful working adults. Our seminars have resulted in no revenue to date. We have thus far operated at a net loss. In the future we plan to begin generating revenue through our informative seminars, but we do not have specific plans regarding their implementation or availability at this point in time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Asia Training Institute US, INC.,

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm - Simon & Edward, LLP	F2

Report of Independent Registered Public Accounting Firm - MaloneBailey, LLP	F3

Balance Sheets	F4

Statements of Operations	F5

Statements of Stockholders’ Equity (Deficit)	F6

Statements of Cash Flows	F7

Notes to Financial Statements	F8-F11

-F1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Asia Training Institute US, Inc.

We have audited the accompanying balance sheets of Asia Training Institute US, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016 and one month ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for the year ended December 31, 2016 and one month ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California

March 30, 2017

-F2-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Asia Training Institute US, Inc.

Whittier, CA

We have audited the accompanying balance sheet of Asia Training Institute US, Inc. (Formerly known as Asia Training Institute, Inc.) (the "Company") as of November 30, 2015 and the related statement of operations, changes in shareholders’ deficit and cash flows for the period from November 10, 2015 (inception) through November 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, based on our audit, the accompanying financial statements referred to above present fairly, in all material respects, the financial position of Asia Training Institute US, Inc. as of November 30, 2015, and the results of its operations and its cash flows for the period from November 10, 2015 (inception) through November 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 19, 2016

-F3-

Asia Training Institute US, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015	November 30, 2015
ASSETS
CURRENT ASSETS:
Cash	$567	$-	$-
Prepaid Expense	30,000	-	-
TOTAL ASSETS	$30,567	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$4,925	$3,170	$3,170
Due to related party	22,141	-	-
TOTAL LIABILITIES	$27,066	$3,170	$3,170

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of December 31, 2016, December 31, 2015 and November 30, 2015	-	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares issued and outstanding as of December 31, 2016 and 98,000,000 as of December 31, and November 30, 2015	10,500	9,800	9,800
Additional paid in capital	96,148	24,000	24,000
Accumulated deficit	(103,147)	(36,970)	(36,970)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,501	(3,170)	(3,170)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$30,567	$-	$-

The accompanying notes are an integral part of these financial statements.

-F4-

Asia Training Institute US, Inc.

Statements of Operations

	Year Ended December 31, 2016	One Month Ended December 31, 2015	From November 10, 2015 (Inception) to November 30, 2015

Revenue	$-	$-	$-

Expenses:
Development, general and administration	66,177	-	36,970

Operating loss	(66,177)	-	(36,970)

Net loss	$(66,177)	$-	$(36,970)

Basic and diluted loss per share	$(0.00)	$-	$(0.00)

Weighted average common shares outstanding - basic and diluted	104,770,202	98,000,000	88,200,000

The accompanying notes are an integral part of these financial statements.

-F5-

Asia Training Institute US, Inc.
Statements of Changes in Stockholders’ Equity (Deficit)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Common Stock issued for services rendered	98,000,000	$9,800	-	-	9,800

Net loss, November 30, 2015	-	$-	-	(36,970)	(36,970)

Contributed Capital	-	$-	24,000	-	24,000

Balance November 30, 2015	98,000,000	$9,800	24,000	(36,970)	(3,170)

Balance December 31, 2015	98,000,000	$9,800	24,000	(36,970)	(3,170)

Common Stock issued for services rendered	7,000,000	$700	-	-	700

Net loss, December 31, 2016	-	$-	-	(66,177)	(66,177)
Contributed Capital	-	$-	72,148	-	72,148

Balance December 31, 2016	105,000,000	$10,500	96,148	(103,147)	3,501

The accompanying notes are an integral part of these financial statements.

-F6-

Asia Training Institute US, Inc. Statements of Cash Flows
	Year Ended December 31, 2016	One Month Ended December 31, 2015	From November 10, 2015 (Inception) to November 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,177)	$-	$(36,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	72,148	-	24,000
Common stock issued in exchange for services rendered	700	-	9,800
Changes in operating assets and liabilities:
Prepaid Expense	(30,000)	-	-

Accrued liabilities	1,755	-	3,170
Net cash used in operating activities	(21,574)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from related party	$22,141	$-	$-

Net cash provided by financing activities	22,141	-	-

Net Change in Cash and Cash Equivalents	$567	$-	$-
Cash and cash equivalents - beginning of period	-	-	-
Cash and cash equivalents - end of period	$567	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

-F7-

Notes to Financial Statements

Note 1 - Organization and Description of Business

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

The Company has elected to change its year end from November 30th to December 31st.

The Company intends to offer informative business seminars on varying topics to attendees throughout the United States.

 Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates. Due to the minimal level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2016 were $567 and were $0 at December 31, 2015 and November 30, 2015.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2016.

Basic Earnings (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The Company does not have any potentially dilutive instruments as of December 31, 2016 and, thus, anti-dilution issues are not applicable.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016.

-F8-

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-based Expense

ASC 718, “Compensation – Stock Compensation”, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The company had no stock-based compensation plans as of December 31, 2016.

Share-based expense for the year ended December 31, 2016 was $700. Share-based expense was $0 and $9,800 for the one month ended December 31, 2015 and the period ended November 30, 2015, respectively.

Note 3 - Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, negative cash flow from operating activities, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. Management plans to fund operating expenses with related party contributions to capital. There is no assurance that management's plan will be successful.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

Note 4 - Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

-F9-

Note 5 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2016.

Note 6 - Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2016, the Company has incurred a net loss of approximately $100,000 which resulted in a net operating loss for income tax purposes. NOL will expire, if not utilized, through 2036. The loss results in a deferred tax asset of approximately $36,000 at the effective statutory rate of 35%. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,

	2016	2015
Deferred tax asset, generated from net operating loss at statutory rates	$36,101	$12,940
Valuation allowance	(36,101)	(12,940)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%
Increase in valuation allowance	(35.0%)
Effective income tax rate	0.0%

Note 7 - Shareholders’ Equity

Preferred Stock

The authorized preferred stock of the Company consists of 20,000,000 shares with a par value of $0.0001. The Company has issued no shares as of December 31, 2016.

Common Stock

The authorized common stock of the Company consists of 500,000,000 shares with a par value of $0.0001. There were 105,000,000 shares of common stock issued and outstanding as of December 31, 2016 and 98,000,000 shares issued and outstanding as of December 31, 2015 and November 30, 2015.

During the fiscal year ended December 31, 2016, the Company negotiated stock purchase agreements with 100 parties totaling 8,221,667 shares with purchase prices ranging from $.50-$1.60 per share. These agreements will potentially provide an influx of $5,121,389 to the Company. However, as of the date of this filing, there has been no receipt of cash from the prospective shareholders.

The Company does not have any potentially dilutive instruments as of December 31, 2016 and, thus, anti-dilution issues are not applicable.

Pertinent Rights and Privileges

Holders of shares of common stock are entitled to one vote for each share held to be used at all stockholders’ meetings and for all purposes including the election of directors. The common stock does not have cumulative voting rights. Nor does it have preemptive or preferential rights to acquire or subscribe for any unissued shares of any class of stock.

Holders of shares of preferred stock are entitled to voting rights where every one share of preferred stock has voting rights equal to one hundred shares of common stock.

-F10-

Note 8 - Related-Party Transactions

Equity

On November 12, 2015 the Company issued the following quantities of restricted common stock at par value ($0.0001) to the below individuals in exchange for the services rendered to the Company regarding the development of the Company’s business plan.

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

Additional Paid In Capital

During the year ended December 31, 2016, our CFO, Chien-Heng Chiang, paid a combined $72,148 in operating expenses which is recorded as additional paid in capital.

During the period ended November 30, 2015, our CFO, Chien-Heng Chiang, paid a combined $24,000 in operating expenses which is recorded as additional paid in capital.

Due to Related Party

Contributed Capital

During the twelve months period ended December 31, 2016, our CFO, Chien-Heng Chiang, transferred funds to and paid expenses on behalf of the Company totaling $22,141. These contributions are considered as a loan to the Company which is noninterest bearing, unsecured, and due on demand.

Office Space

The Company’s executive offices are located at 8152 Villaverde Drive, Whittier CA 90605. The Company’s office space is provided rent free by the Company’s Chief Financial Officer Chien-Heng Chiang.

Note 9 - Accrued Expenses

Accrued expenses totaled $4,925 at December 31, 2016, $3,170 at December 31, 2015 and $3,065 at November 30, 2015. These consisted primarily of professional fees.

Note 10 - Prepaid Expense

Prepaid expense of $30,000 consists of a retainer for CPA fees to be incurred and expensed in next fiscal year.

Note 11 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

-F11-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On January 23, 2017, the Company dismissed the Independent Registered Public Accounting Firm, MaloneBailey, LLP (“MB”) of Houston, Texas. Through the period covered by the financial audit for the period ended November 30, 2015 and through January 23, 2017, there have been no disagreements with MB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of MB would have caused them to make reference thereto in their report on the financial statements.

On January 24, 2017, the Company engaged Simon & Edward, LLP (“S&E”) of Diamond Bar, CA, as its new Independent Registered Public Accounting Firm. During the period ended November 30, 2015 and prior to January 24, 2017 (the date of the new engagement), we did not consult with S&E regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by S&E, in either case where  written or oral advice provided by S&E would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this report, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Exchange Act Rule 13a-15, the Company’s management has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are ineffective due the material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

The matters involving internal controls and procedures that our management considered to be material weaknesses: domination of management by a limited individuals without adequate compensating controls, lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives, lack of well-established procedures to identify, approve and report related party transactions, and lack of an audit committee. These material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the above annual evaluation.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and inadequate segregation of duties results in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management recognizes that its controls and procedures would be substantially improved if we had an audit committee and two individuals serving as officers and as such is actively seeking to remediate this issue.

The Company’s management does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control

There have been no changes in internal controls over the financial reporting that occurred during the fiscal fourth quarter,  that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

Name	Age	Position
Chun-Han Lin	43	Chief Executive Officer
Chien-Heng Chiang	31	Chief Financial Officer
Yi-Shan Feng	38	Secretary, Director
Chun-Heng Lin	41	Director
Chia-Yi Lin	52	Director
Cheng Siew Imm	41	Director
Tsung-Lu Wu	32	Director

Chun-Han Lin - Chief Executive Officer

Mr. Lin graduated from the Department of Public Administration at Tamkang University. Chun-Han Lin is the Founder and current Chief Executive Officer of Magic NLP Consulting, Inc., a company focused on seminar based educational programs. Additionally, he has served as the Exclusive agent for both John Grinder’s Neuro-linguistic programming Course and Stephen Gilligan’s Hypnotherapy Trance Camp from 2009 to present. From 2007 to 2009 he also served as the Global Headquarter Vice President of Doers Group, a Business Training Company. Mr. Lin’s prior experience as the Chief Executive Officer of Magic NLP Consulting, as well as his history with neuro-linguistic programming, has led to his appointment as Chief Executive Officer.

Chien-Heng Chiang -Chief Financial Officer

Mr. Chiang graduated from the University of Southern California and was a Founder of Magnate Holding, Inc. in December 2008. Magnate Holding, Inc. is focused upon Finance and business management. From 2001 to 2014 he served as a Partner at Autarky Consulting, Inc., a company involved in business management consulting, in the Las Vegas, Nevada area. From 2011 to 2015 he was the Head of the Greater China San Lotus Group, a Company involved in the travel industry. Additionally, in January 2015 he became a Founder of iDreams Global, a high end travel company. As of February 12, 2016 Mr. Chiang became the controlling shareholder and also Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of Asia Training Institute, Inc., an SEC Reporting, Nevada Corporation. Previous to Mr. Chiang’s control of Asia Training Institute, Inc., the Nevada entity, the Company had the name “Wewearables, Inc.” Mr. Chiang’s financial background and experience has led to his appointment as Chief Financial Officer.

Yi-Shan Feng -Secretary

Mr. Feng graduated from the North Dakota State College of Science at North Dakota State University. From 2009 to 2011 he was a Public Relations Consultant for Los Angeles Senators. Subsequently, he served as the Vice President at Supermatrix, a marketing agency, from 2001 to 2013. In 2013 he became the Chief Executive Officer of Animedia Marketing Inc. until 2015. Additionally, in January 2015 he became a Founder of Feng & Associates, a public relations firm. Mr. Feng’s experience in consultation and public relations has led to his appointment as Secretary.

Chun-Heng Lin - Director

Mr. Lin graduated from the Department of Agronomy in the College of Agriculture and Natural Resources at National Chung Hsing University in Taiwan. From June 2010 until June 2011 he was the Chief of Division at ICDF, Division of Technical Assistance in Taiwan. Following his time at ICDF, from June 2011 to November 2012 he served as the Project Manager of International Cooperation and Development Fund (ICDF). From January 2013 until June 2013 he was the Project Manager of Phycos Co., Ltd, a bio-related business consulting company. Subsequently, Mr. Lin became a Manager of Magic NLP Consulting, Inc., a company focused on seminar based educational programs, from June 2013 until April 2015. From April 2015 to present he has served as Group General Manager of Magicstem Group Corp, a biomedical company. Also, he became the Founder and CEO of the agricultural company Agrivalue International Valuation, Ltd in September 2015 and continues to hold that position today. Mr. Lin’s business background has led to his appointment to the Company’s Board of Directors.

Chia-Yi Lin - Director

Mrs. Lin graduated from the Department of Business Administration of Chung Hsing University in Taiwan. In 2006 she became the Founder and Chairman of ASK123, an educational seminar based company, a position she holds to this day. In 2008 she was a Director of Shanghai Pudong Jinqiao Personnel Representative Association. Subsequently she became a Director and Member of Training Magazine in 2009. In 2010 she became a DISC certified. Additionally, Mrs. Lin became a Director of Taiwan Society for Training and Development in 2013. Mrs. Lin’s experience with seminar based companies and DISC certification has led to her appointment to the Company’s Board of Directors.

Cheng Siew Imm -Director

Cheng Siew Imm graduated from SMK SRI GARING High School. She is the author of ‘Numbers and Psychology’, published in 2015. In 2010 she became a founder of ‘You & Number’, an educational seminar based company, and is still with the company at present. Additionally, she won the prize of the Best Trainer of China in 2014. Cheng Siw Imm’s experience, particularly with educational seminars, has led to her appointment to the Company’s Board of Directors.

Tsung-Lu Wu - Director

Mr. Wu graduated from the National Taiwan University. From August 2010 until November 2014 he served as a Financial Analyst at Songhai Management Consulting Co. Ltd in Taiwan. Following his time at Songhai, he became an Executive Assistant at Animedia TV Inc., a company involved in the multimedia industry, in January 2014 until his departure in November 2014. Subsequently he was a Non-Executive Director of the Board of San Lotus Holding Inc., a company involved in traveling real estate development, from May 2014 until May 2015. Additionally, from January 2009 to the present he has worked as an Analyst at Magnate, a financial business management company. Mr. Wu is also the Co-Founder and Chief Financial Officer at Miunit Development Group, a food and dessert company, and this is a position he has held since October 2014. Most recently, he became a Founder of Brilletark Inc., a company focused on electronics, in March 2015.  Mr. Wu’s business experience in a variety of industries has led to his appointment to the Company’s Board of Directors.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our Officers and Directors believe that it is not necessary to have such committees, at this time, because the Directors can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Directors of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Officers and Directors have not been involved in or a party in any of the following events or actions during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.
5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not yet adopted a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, Chun-Han Lin, at the address appearing on the first page of this Information Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock.  Such officers, directors and persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file with the SEC.

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2016.

Procedure for Nominating Directors

In 2016, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

Summary Compensation Table (Officers and Directors):

Name and principal position (a)	Fiscal Year Ended (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chun-Han Lin, Chief Executive Officer and Director	2015 (1)	-	-	35,000,000 (2)	-	-	-	-	$3,500
	2016 (1)	-	-	-	-	-	-	-	$-

Chien-Heng Chiang, Chief Financial Officer and Chairman of the Board of Directors.	2015 (1)	-	-	35,000,000 (2)	-	-	-	-	$3,500
	2016 (1)	-	-	-	-	-	-	-	$-

Yi-Shan Feng, Secretary and Director	2015 (1)	-	-	- (2)	-	-	-	-	$-
	2016 (1)	-	-	-	-	-	-	-	$-

Chun-Heng Lin, Director	2015 (1)	-	-	- (2)	-	-	-	-	$-
	2016 (1)	-	-	-	-	-	-	-	$-

Chia-Yi Lin, Director	2015 (1)	-	-	16,000,000 (2)	-	-	-	-	$1,600
	2016 (1)	-	-	-	-	-	-	-	$-

Cheng Siew Imm, Director	2015 (1)	-	-	3,000,000 (2)	-	-	-	-	$300
	2016 (1)	-	-	-	-	-	-	-	$-

Tsung-Lun Wu, Director	2015 (1)	-	-	- (2)	-	-	-	-	$-
	2016 (1)	-	-	-	-	-	-	-	$-

1.) Our fiscal year end was November 30th. It was changed to December 31st on November 29, 2016. The above table is in reference to our fiscal year end November 30, 2015 and December 31, 2016.

2.) On November 12, 2015 the following individuals were appointed as Officers and Directors to the Company.

* Chun-Han Lin was appointed Chief Executive Officer and a Director of the Company.

* Chien-Heng Chiang was appointed Chief Financial Officer and Chairman of the Board of Directors of the Company.

* Yi-Shan Feng was appointed Secretary and a Director of the Company.

* Chun-Heng Lin was appointed a Director of the Company.

* Chia-Yi Lin was appointed a Director of the Company.

* Cheng Siew Imm was appointed a Director of the Company.

* Tsung-Lun Wu was appointed a Director of the Company.

On November 12, 2015 the Company issued the following quantities of restricted stock at par value (.0001) to the below individuals in exchange for the services rendered to the Company regarding the development of the Company’s business plan.

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

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis:

Director Compensation

The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, at the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2016, the Company has 105,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

*The table below is as of December 31, 2016.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Chun-Han Lin, Chief Executive Officer and Director	35,000,000	33.33%	none	n/a	33.33%
Chien-Heng Chiang, Chief Financial Officer and Chairman of the Board of Directors	35,000,000	33.33%	none	n/a	33.33%
Chia-Yi Lin, Director	16,000,000	15.24%	none	n/a	15.24%
Cheng Siew Imm, Director	3,000,000	2.86%	none	n/a	2.86%
5% Shareholders
Tzu-Hsin Chen	5,400,000	5.14%	none	n/a	5.14%
Ying-Che Hsu	7,000,000	6.67%	none	n/a	6.67%
Wei-Hseien Lin	3,600,000	3.43%	none	n/a	3.43%

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions.

On November 12, 2015 the following individuals were appointed as Officers and Directors to the Company.

* Chun-Han Lin was appointed Chief Executive Officer and a Director of the Company.

* Chien-Heng Chiang was appointed Chief Financial Officer and Chairman of the Board of Directors of the Company.

* Yi-Shan Feng was appointed Secretary and a Director of the Company.

* Chun-Heng Lin was appointed a Director of the Company.

* Chia-Yi Lin was appointed a Director of the Company.

* Cheng Siew Imm was appointed a Director of the Company.

* Tsung-Lun Wu was appointed a Director of the Company.

On November 12, 2015 the Company issued the following quantities of restricted stock at par value (.0001) to the below individuals in exchange for the services rendered to the Company regarding the development of the Company’s business plan.

Name of Individual	Shares of Common Stock Issued
Chun-Han Lin	35,000,000
Chien-Heng Chiang	35,000,000
Tzu-Hsin Chen	5,400,000
Ying-Che Hsu	7,000,000
Wei-Hseien Lin	3,600,000
Chia-Yi Lin	9,000,000
Cheng Siew-Imm	3,000,000
Total	98,000,000

On January 1, 2016 the Company entered into a licensing agreement with Magic NLP Co., a Taiwanese Company. Per the licensing agreement we, the Company are now licensed to provide our future students the same course curriculum as already developed and offered by Magic NLP Co.

*Magic NLP Co. is considered a related party as it is controlled by our Chief Executive Officer Chun-Han Lin.

On January 13, 2016 the Company issued an additional 7,000,000 shares of restricted common stock at par value ($0.0001) to Chia-Yi Lin for services rendered to the Company regarding the development of the Company’s business plan.

During the period ending November 30, 2015, our CFO, Chien-Heng Chiang, paid a combined $24,000 in operating expenses which is recorded as additional paid in capital. The $24,000 was paid to ETN Services, LLC to assist with the preparation of the Company’s S-1 Registration Statement.

The Company’s executive offices are located at 8152 Villaverde Drive, Whittier CA 90605. The Company’s office space is provided rent free by the Company’s Chief Financial Officer Chien-Heng Chiang. The Company shares the office space with Asia Training Institute, Inc., a Nevada Corporation.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Directors and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the period from inception November 10, 2015 through November 30, 2015, the period from December 1, 2015 through December 31, 2015, and the period from January 1, 2016 through December 31, 2016.

		For the year ended December 31, 2016	From December 1, 2015 through December 31, 2015	From November 10, 2015 (date of inception) through November 30, 2015
Audit fees	MaloneBailey, LLP	$3,700	-	2,500
Audit fees	Simon & Edward LLP	$10,000	10,000	-
Audit related fees		-	-	-
Tax fees		-	-	-
All other fees		-	-	-
Total		$13,700	10,000	2,500

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our officers and directors. Our principal auditors have informed our sole director of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our officers and director prior to commencing such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	Amended and Restated By-Laws (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K (3)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1) Filed as an exhibit to Form S-1 on April 21, 2016.

(2) Filed as an exhibit to Form 8-K on December 6, 2016.

(3) Filed herewith.

(4) Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Transition Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Training Institute US, Inc.

(Registrant)

By: /s/ Chun-Han Lin

Chun-Han Lin, Chief Executive Officer

Dated: March 31, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chun-Han Lin

Chun-Han Lin, Chief Executive Officer

Dated: March 31, 2017

By: /s/ Chien-Heng Chiang

Chien-Heng Chiang, Chief Financial Officer

Dated: March 31, 2017