Form 10-Q
period 2017-03-31
Asia Training Institute US, Inc.
filed 2017-05-15
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 15, 2017: 105,000,000 shares of common stock.

Asia Training Institute US, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Asia Training Institute US, Inc.

CONDENSED BALANCE SHEETS

	March 31, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$84	$567
Prepaid Expense	10,000	30,000
TOTAL ASSETS	$10,084	$30,567

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$2,515	$4,925
Due to related party	22,141	22,141
TOTAL LIABILITIES	24,656	27,066

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	10,500	10,500
Additional paid-in capital	109,643	96,148
Accumulated deficit	(134,715)	(103,147)
TOTAL STOCKHOLDERS’ DEFICIT	(14,572)	3,501

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,084	$30,567

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Asia Training Institute US, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Revenue	$-	$-

Expenses:
Development, general and administration	31,568	2,672

Operating loss	(31,568)	(2,672)

Net loss	$(31,568)	$(2,672)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	105,000,000	104,076,923

See Accompanying Notes to Unaudited Financial Statements.

-F2-

Asia Training Institute US, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,568)	$(2,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	13,495	2,530
Common stock issued in exchange for services rendered	-	700
Changes in operating assets and liabilities:
Prepaid Expense	20,000	-
Accrued expenses	(2,410)	(558)
Net cash provided by/(used in) operating activities	(483)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Net Change in Cash and Cash Equivalents	$(483)	$-
Cash and cash equivalents - beginning of period	567	-
Cash and cash equivalents - end of period	$84	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

Asia Training Institute US, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the period ENDED March 31, 2017

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

The Company has elected December 31st as its year end.

The Company intends to offer informative business seminars on varying topics to attendees through the United States.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION.

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year, as reported in its Form 10-K, have been omitted.

The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results for the full fiscal year ending December 31, 2017.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Additional Paid-In Capital

During the three month period ending March 31, 2017, our Chief Financial Officer, Chien-Heng Chiang, paid a combined $13,495 of expenses on behalf of the Company. Chien-Heng Chiang does not request repayment from the Company. This is recorded as additional paid in capital.

Due to Related Party

Contributed Capital

As of March 31, 2017 and December 31, 2016, our CFO, Chien-Heng Chiang, transferred funds to and paid expenses on behalf of the Company totaling $22,141 and $22,141 respectively. These contributions are considered as a loan to the Company which is noninterest bearing, unsecured, and due on demand.

Office Space

The Company’s executive offices are located at 8152 Villaverde Drive, Whittier CA 90605. The Company’s office space is provided rent free by the Company’s Chief Financial Officer Chien-Heng Chiang.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses totaled $2,515 at March 31, 2017 and $4,925 at December 31, 2016 and consisted primarily of professional fees.

NOTE 6 – PREPAID EXPENSES

At March 31, 2017 the prepaid expense of $10,000 consists of a retainer for CPA fees to be incurred and expensed in the following fiscal year.

NOTE 7 – COMMON STOCK

During the fiscal year ended December 31, 2016, the Company negotiated stock purchase agreements with 100 parties totaling 8,221,667 shares with purchase prices ranging from $0.50-$1.60 per share. These agreements will potentially provide an influx of $5,121,389 to the Company. However, as of the date of this filing, there has been no receipt of cash from the prospective shareholders.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

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

BUSINESS

On January 1, 2016 the Company entered into a licensing agreement with Magic NLP Co., a Taiwanese Company. Per the licensing agreement we are now licensed to provide our future attendees of our seminars, the same course curriculum as already developed and offered by Magic NLP Co.

*Magic NLP Co. is considered a related party as it is controlled by our Chief Executive Officer Chun-Han Lin.

In the future we intend to offer informative seminars specifically geared towards primarily successful working adults. The seminars offered will cover a wide range of topics, including, but not strictly limited to, sales psychology, professional practitioner certification, tarot cards and hypnotherapy.

At this time we have no seminars planned or scheduled. Our cash balance of $84, as of March 31, 2017, is not enough to fund any potential seminars that we may host nor is it sufficient to pay for our ongoing reporting expenses. We have been relying on and continue to rely on our Chief Financial Officer Chien-Heng Chiang for capital. Mr. Chiang has no legal obligation to advance, loan, or provide us funds. At any time Mr. Chiang may be unwilling to provide us funds.

We have not taken any measures to market our seminars we wish to host in the future. To date we have not yet held any seminars.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing will have an adverse effect on our ability to implement our current business plan and as a result, could require us to suspend our operations and possibly cease our existence.

RESULTS OF OPERATIONS

For the three months ended March 31, 2017 and March 31, 2016

We have not generated any revenues to date. We have yet to commence any substantive operations.

Our operating expenses were $31,568 for the three months ended March 31, 2017 and 2,672 for the three months ended March 31, 2016. Operating expenses for both periods were solely general and administrative in nature. Our net loss for the three months ended March 31, 2017 was $(31,568). For the the three months ended March 31, 2016 our net loss was $(2,672). The increase in operating expenses and net loss for the three months ended March 31, 2017 was attributable to a greater number of professional fees incurred. These professional fees were related to our ongoing reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of March 31, 2017.

As of March 31, 2017 we had cash consisting of $84.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended March 31, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

There have been no material changes to the risk factors contained in our Form 10-K for the year ended December 31, 2016.

Item 2 Unregistered Sales of Equity Securities

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on June 16, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Training Institute US, Inc.

Dated: May 15, 2017

By:	/s/ Chun-Han Lin
Chun-Han Lin, Chief Executive Officer (Principal Executive Officer), Director