Form 10-Q
period 2017-06-30
Asia Training Institute US, Inc.
filed 2017-08-10
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-210847

Asia Training Institute US, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-1010764
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1108 S. #107 Baldwin Ave., Arcadia, CA	91007
(Company Mailing Address)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2017: 105,000,000 shares of common stock.

Asia Training Institute US, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Asia Training Institute US, Inc.

CONDENSED BALANCE SHEETS

	June 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$990	$567
Prepaid Expense	7,500	30,000
TOTAL ASSETS	$8,490	$30,567

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$2,555	$4,925
Due to related party	22,141	22,141
TOTAL LIABILITIES	24,696	27,066

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	10,500	10,500
Additional paid-in capital	113,643	96,148
Accumulated deficit	(140,349)	(103,147)
TOTAL STOCKHOLDERS’ DEFICIT	(16,206)	3,501

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,490	$30,567

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Asia Training Institute US, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$-	$-	$-	$-

Expenses:
Development, general and administration	$5,634	$12,171	$37,202	$14,843

Operating loss	(5,634)	(12,171)	(37,202)	(14,843)

Net loss	$(5,634)	$(12,171)	$(37,202)	$(14,843)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	105,000,000	105,00,000	105,000,000	104,538,462

See Accompanying Notes to Unaudited Financial Statements.

-F2-

Asia Training Institute US, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,202)	$(14,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	17,495	22,141
Common stock issued in exchange for services rendered	-	700
Changes in operating assets and liabilities:
Prepaid Expense	22,500	-
Accrued expenses	(2,370)	850
Net cash provided by/(used in) operating activities	423	8,848

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

Net Change in Cash and Cash Equivalents	$423	$8,848
Cash and cash equivalents - beginning of period	567	-
Cash and cash equivalents - end of period	$990	$8,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

Asia Training Institute US, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the period ENDED June 30, 2017

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

The results of operations for the six month period ended June 30, 2017 are not necessarily indicative of the results for the full fiscal year ending December 31, 2017.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The Company demonstrates adverse conditions that raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance of these financial statements. These adverse conditions are negative financial trends, specifically operating loss, working capital deficiency, and other adverse key financial ratios.

The Company has not established any source of revenue to cover its operating costs. At this time management plans to fund operating expenses with related party contributions to capital until it has revenue to cover such costs or an external source of financing other than management. There is no assurance management will be willing to provide the Company funds. There is also no plan to obtain outside financing. At this time the Company has no seminars planned. There is substantial doubt the company will ever be able to conduct seminars or to secure a source of financing to move forward with its business plan. At this time management intends to discuss internally as to how to resolve these concerns, however, no definitive plans have been developed or are in place to potentially alleviate such concerns.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

Additional Paid-In Capital

During the six month period ending June 30, 2017, our Chief Financial Officer, Chien-Heng Chiang, paid a combined $17,495 of expenses on behalf of the Company. Chien-Heng Chiang does not request repayment from the Company. This is recorded as additional paid in capital.

Due to Related Party

Contributed Capital

As of June 30, 2017 and December 31, 2016, our CFO, Chien-Heng Chiang, transferred funds to and paid expenses on behalf of the Company totaling $22,141 and $22,141 respectively. These contributions are considered as a loan to the Company which is noninterest bearing, unsecured, and due on demand.

Office Space

The Company’s mailing address is 1108 S. #107 Baldwin Ave., Arcadia, CA 91007. The Company utilizes home office space of its Chief Financial Officer, Chien Heng Chiang, at no cost. There is no written lease or rental agreement.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses totaled $2,555 at June 30, 2017 and $4,925 at December 31, 2016 and consisted primarily of professional fees.

NOTE 6 - PREPAID EXPENSES

At June 30, 2017 the prepaid expense of $7,500 consists of a retainer for CPA fees to be incurred and expensed in the next three fiscal quarters.

NOTE 7 - SUBSEQUENT EVENTS

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

At this time we have no seminars planned or scheduled. Our cash balance of $990, as of June 30, 2017, is not enough to fund any potential seminars that we may host nor is it sufficient to pay for our ongoing reporting expenses. We have been relying on and continue to rely on our Chief Financial Officer Chien-Heng Chiang for capital. Mr. Chiang has no legal obligation to advance, loan, or provide us funds. At any time Mr. Chiang may be unwilling to provide us funds.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2017 and June 30, 2016

We have not generated any revenues to date. We have yet to commence any substantive operations.

Our operating expenses were $5,634 for the three months ended June 30, 2017 and $12,171 for the three months ended June 30, 2016. Operating expenses for both periods were solely general and administrative in nature. Our net loss for the three months ended June 30, 2017 was $5,634. For the the three months ended June 30, 2016 our net loss was $12,171. The decrease in operating expenses and net loss for the three months ended June 30, 2017 was attributable to a lesser quantity of professional fees incurred.

For the six months ended June 30, 2017 and June 30, 2016

Our operating expenses were $37,202 for the six months ended June 30, 2017 and $14,843 for the six months ended June 30, 2016. Operating expenses for both periods were solely general and administrative in nature. Our net loss for the six months ended June 30, 2017 was $37,202. For the the six months ended June 30, 2016 our net loss was $14,843. The increase in operating expenses and net loss for the six months ended June 30, 2017 was attributable to a greater number of professional fees incurred. These professional fees were related to our ongoing reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of June 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of June 30, 2017.

As of June 30, 2017 we had cash consisting of $990.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended June 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on June 16, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Training Institute US, Inc.

Dated: August 9, 2017

By:	/s/ Chun-Han Lin
Chun-Han Lin, Chief Executive Officer (Principal Executive Officer), Director