Form 10-Q
period 2017-09-30
Asia Training Institute US, Inc.
filed 2017-11-06
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 6, 2017: 105,000,000 shares of common stock.

Asia Training Institute US, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Asia Training Institute US, Inc.

CONDENSED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$593	$567
Prepaid Expense	954	30,000
TOTAL ASSETS	$1,547	$30,567

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$2,555	$4,925
Due to related party	22,141	22,141
TOTAL LIABILITIES	24,696	27,066

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	10,500	10,500
Additional paid-in capital	118,018	96,148
Accumulated deficit	(151,667)	(103,147)
TOTAL STOCKHOLDERS’ DEFICIT	(23,149)	3,501

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,547	$30,567

See Accompanying Notes to Unaudited Financial Statements.

-F1-

Asia Training Institute US, Inc.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$-	$-	$-	$-

Expenses:
Development, general and administration	$11,318	$25,285	$48,520	$40,128

Operating loss	(11,318)	(25,285)	(48,520)	(40,128)

Net loss	$(11,318)	$(25,285)	$(48,520)	$(40,128)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	105,000,000	105,00,000	105,000,000	104,639,431

See Accompanying Notes to Unaudited Financial Statements.

-F2-

Asia Training Institute US, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,520)	$(40,128)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	21,870	19,055
Common stock issued in exchange for services rendered	-	700
Changes in operating assets and liabilities:
Prepaid Expense	29,046	-
Accrued expenses	(2,370)	685
Net cash provided by/(used in) operating activities	26	(19,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$-	$22,141
Net cash provided by financing activities	-	22,141

Net Change in Cash	$26	$2,453
Cash - beginning of period	567	-
Cash - end of period	$593	$2,453

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

Asia Training Institute US, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the period ENDED SEPTEMBER 30, 2017

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

The results of operations for the nine-month period ended September 30, 2017 are not necessarily indicative of the results for the full fiscal year ending December 31, 2017.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Additional Paid-In Capital

During the nine-month period ended September 30, 2017, our Chief Financial Officer, Chien-Heng Chiang, paid a combined $21,870 of expenses on behalf of the Company. Chien-Heng Chiang does not request repayment from the Company. This is recorded as additional paid-in capital.

Due to Related Party

Contributed Capital

As of September 30, 2017 and December 31, 2016, our CFO, Chien-Heng Chiang, transferred funds to and paid expenses on behalf of the Company totaling $22,141 and $22,141 respectively. These contributions are considered as a loan to the Company which is noninterest bearing, unsecured, and due on demand.

Office Space

The Company’s executive offices are located at 1108 S. #107 Baldwin Ave, Arcadia, CA 91007. The Company’s office space is provided rent free by the Company’s Chief Financial Officer Chien-Heng Chiang.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses totaled $2,555 at September 30, 2017 and $4,925 at December 31, 2016 and consisted primarily of professional fees.

NOTE 6 – PREPAID EXPENSES

At September 30, 2017 the prepaid expense of $954 consists of a retainer for CPA fees to be incurred and expensed in the next fiscal quarter.

NOTE 7 – SUBSEQUENT EVENTS

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

At this time we have no seminars planned or scheduled. Our cash balance of $593, as of September 30, 2017, is not enough to fund any potential seminars that we may host nor is it sufficient to pay for our ongoing reporting expenses. We have been relying on and continue to rely on our Chief Financial Officer Chien-Heng Chiang for capital. Mr. Chiang has no legal obligation to advance, loan, or provide us funds. At any time Mr. Chiang may be unwilling to provide us funds.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2017 and September 30, 2016

We have not generated any revenues to date. We have yet to commence any substantive operations.

Our operating expenses were $11,318 for the three months ended September 30, 2017 and $25,285 for the three months ended September 30, 2016. Operating expenses for both periods were solely general and administrative in nature. Our net loss for the three months ended September 30, 2017 was $11,318. For the the three months ended September 30, 2016 our net loss was $25,285. The increase in operating expenses and net loss for the three months ended September 30, 2017 was attributable to a greater quantity of professional fees incurred.

For the nine months ended September 30, 2017 and September 30, 2016

Our operating expenses were $48,520 for the nine months ended September 30, 2017 and $40,128 for the nine months ended September 30, 2016. Operating expenses for both periods were solely general and administrative in nature. Our net loss for the nine months ended September 30, 2017 was $48,520. For the the nine months ended September 30, 2016 our net loss was $40,128. The increase in operating expenses and net loss for the nine months ended September 30, 2017 was attributable to a greater number of professional fees incurred. These professional fees were related to our ongoing reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of September 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of September 30, 2017.

As of September 30, 2017 we had cash consisting of $593.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended September 30, 2017 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 Unregistered Sales of Equity Securities

None.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on June 16, 2016 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia Training Institute US, Inc.

Dated: November 6, 2017

By:	/s/ Chun-Han Lin
Chun-Han Lin, Chief Executive Officer (Principal Executive Officer), Director