Form 10-K/A
period 2016-12-31
Asia Training Institute US, Inc.
filed 2017-12-14
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Note: This amendment is being filed as the original 10-K filed March 31, 2017 had a clerical error whereas the Audit Report of both Simon & Edward, LLP and MaloneBailey, LLP were missing the electronic signature under each report. A signed report has been obtained from each auditor and included herein on page F2 and F3.

Exhibit 31.1 and Exhibit 31.2 (“Exhibit 31”) has also been revised to exclude the title of the individual signing the exhibit in the top portion of the exhibit. This report and all exhibits relating to this Form 10-K are to be read as of the original filing date, March 31, 2017. No other changes have been made that are not mentioned in this explanatory note.

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

/s/ Simon & Edward, LLP

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

/s/ MaloneBailey, LLP

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