Form 10-K/A
period 2016-12-31
Asia Training Institute US, Inc.
filed 2018-02-07
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

Explanatory Note: This amendment is being filed as it was requested by the SEC to include a currently dated copy of this Form 10-K/A, and certifications. It was also requested we identify which version of the COSO framework (1992 or 2013) management used in performing our assessment of internal control over financial reporting. We have included this information on page 11.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the 2013 COSO framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

Dated: February 7, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chun-Han Lin

Chun-Han Lin, Chief Executive Officer

Dated: February 7, 2018

By: /s/ Chien-Heng Chiang

Chien-Heng Chiang, Chief Financial Officer

Dated: February 7, 2018