Form 10-K
period 2017-12-31
Asia Training Institute US, Inc.
filed 2018-03-20
CIK 1672255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED December 31, 2017

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

[X] Yes [ ] No

As of March 20, 2018, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of March 20, 2018, there were 105,000,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

The global consulting industry revenues (including HR, IT, strategy, operations, management and business advisory services) will be about $488 billion in 2017, according to Plunkett Research estimates. This represents reasonable growth from $449 billion during the 2015. In the U.S., consulting of all types, including management, scientific and technical, generated $191.4 billion during 2014, up from $180.0 billion the previous year. Accounting and related services (such as tax return preparation) generated an additional $152.0 billion in 2014, up from about $136.5 billion during 2013, according to the U.S. Bureau of the Census.

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

The industry in which we operate in is highly competitive. Many other competitors host informative seminars. The seminars we intend to offer have not been priced at the current time, and we will evaluate how much we will charge to each attendee in the future. We will rent or otherwise utilize as of yet unidentified locations such as conference halls, hotels, and/or exhibition centers to host our seminars in person. At present we do not have any definitive plans for when we will begin to offer our seminars. Our current lineup of seminars, will each have a central focus of which we present certain material, is as follows:

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

We have several individuals who are highly respected in their individual fields of which we plan to have conduct our seminars. At present there are no formal commitments in place between our company and these individuals, and if we are not able to procure their assistance we will be forced to find other, as of yet unidentified, individuals to lead our seminars. Dr. John Grinder is a former professor of linguistics at the University of California and also the co-creator of NLP, and we tentatively plan for him to conduct our seminar based upon Neuro-Linguistic Programming. We also plan on acquiring the assistance of Peter Lin, Vice President of Honyi Precision Industry Co., Ltd and Monica Chang, a certified trainer of NLPU (Neuro-Linguistic Programming University) and ABNLP (American Board of Hypnotherapy).

One of the keys to the success of our business will be marketing these seven currently defined seminars to the correct demographic and to interested learners. To this end we have developed a marketing plan to target primarily, but not exclusively, Mandarin or Cantonese speaking business professionals within the United States. We are considering to engage with the three metropolitan areas with the largest Chinese American populations: the Greater Los Angeles Combined Statistical Area (566,968 people), the Greater New York Combined Statistical Area (735,019 people), and the San Jose-San Francisco-Oakland Combined Statistical Area (629,243 people). There have been no material steps taken towards the implementation of our marketing plan at this point in time.

In order to market to our target demographic we plan to utilize several methods that we consider to be optimal for our seminars. Through the utilization of social media such as facebook, youtube, youku, wechat and sina weibo (all of these are rather popular among Chinese communities) we hope to reach our ideal demographic. We may also use traditional media such as newspapers and TV channels in order to spread awareness of our Company. Cooperation with local organizations will be key to our success as well, so we plan to tap into local (as of yet unidentified) existing related communities/organizations/NPOs/educational institution(s) to further expand our network and customer outreaches. At present we have no begun to utilize any media outlets to market our seminars.

We have not hosted any conferences to date, nor do we have definitive plans for when we will begin to offer our seminars.

Competition

Due to the fact that our Company is in the early stages, we are faced with a tremendous number of competitors in the highly competitive field of management consulting. Our competitors have a longer operating history, greater resources, recognized brand names, larger employee bases, and a wide array of factors which may make it difficult for us to penetrate the market place. Some of the most well known and recognizable management consulting companies include, but are not limited to, McKinsey & Company, The Boston Consulting Group, Bain & Company, and Monitor Group. If we are unable to attract a market share in this industry that is already clustered with significant competition, then we may be forced to reevaluate or alter our business strategy going forward.

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

Even if we are successful in raising capital in the future we will likely need to raise additional capital to commence and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

As of our most recent year end we had minimal cash and/or cash equivalents. As a result of having minimal cash to fund our business we have, and continue to be, primarily reliant upon our Officers and Directors to fund our operations. We believe our officers and directors will continue to fund our operations for a period of twelve months although there is no guarantee that they will do so.

We have generated only minimal revenues to date since our inception. Our independent registered public accounting firm, Simon & Edward, LLP has issued a going concern opinion in their audit report in regards to our operations.

In their audit report our PCAOB auditor Simon & Edward, LLP issued a going concern opinion in regards to our operations. The going concern was issued due to the fact we have suffered a net loss and do not have a source of revenue sufficient to cover our operations which raises substantial doubt about our ability to continue. The going concern issued by our independent auditor may have a negative impact on the value of our common stock, although the extent of this negative impact is not known at this time. Additionally, we may have a more difficult time obtaining financing as a result of the going concern.

We are an early stage company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve profitability. Since our inception we have generated minimal revenues, and currently have only limited operations, as we are presently in the planning stage of our business development and have no definitive plans for when we will commence substantial operations. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and becoming profitable.

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 105,000,000 shares are issued and outstanding as of December 31, 2017. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not own any properties. The Company currently utilizes home office space of our Chief Financial Officer free of charge. At this time we believe this suits our current needs based on our minimal business activity.

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

Holders

As of December 31, 2017, there are seven (7) shareholders of record of our common stock and 105,000,000 shares of common stock deemed issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholder. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan Information

Not applicable.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

Not applicable because the Company is a smaller reporting company.

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

Liquidity and Capital Resources

Our cash balance is $783 as of December 31, 2017. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Officers and Directors who have informally agreed to advance funds to allow us to pay for operating fees, and professional fees.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Revenue

Since our inception we have not generated any revenue.

Net Loss

We recorded a net loss of $61,984 for the year ended December 31, 2017 as opposed to $66,177 for the year month ended December 31, 2016. The decrease in net loss is attributed to decreased professional fees.

Going Concern

For the year ended December 31, 2017, the Company has suffered recurring losses and had generated negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. These conditions and uncertainties raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Current and Future Operations Summarized

At present our primary business activities consist of, and revolve around, offering a diverse array of seminars covering a variety of topics to cater towards successful working adults. Our seminars have resulted in no revenue to date. We have thus far operated at a net loss. In the future we plan to begin generating revenue through our informative seminars, but we do not have specific plans regarding their implementation or availability at this point in time. Additionally, we do not have any specified timeline for when we will commence substantial marketing activities or make any progress towards offering our seminars.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Asia Training Institute US, INC.,

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm - Simon & Edward, LLP	F2

Balance Sheets	F3

Statements of Operations	F4

Statements of Stockholders’ Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F9

--

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of Asia Training Institute US, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Asia Training Institute US, Inc.(the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017 , and the related notes (collectively referred to as the “financial statements”).   In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, had a working capital deficiency, and other adverse key financial ratios that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Simon & Edward, LLP

Los Angeles, California

March 19, 2018

We have served as the Company's auditor since 2017.

-F2-

ASIA TRAINING INSTITUTE US, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$783	$567
Prepaid Expense	-	30,000
TOTAL ASSETS	$783	$30,567

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$4,555	$4,925
Due to related party	22,141	22,141
TOTAL LIABILITIES	26,696	27,066

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding as of December 31, 2017 and 2016	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 105,000,000 shares issued and outstanding as of December 31, 2017 and 2016	10,500	10,500
Additional paid-in capital	128,718	96,148
Accumulated deficit	(165,131)	(103,147)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(25,913)	3,501

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$783	$30,567

The accompanying notes are an integral part of these financial statements.

-F3-

ASIA TRAINING INSTITUTE US, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2017	Year Ended December 31, 2016
Revenue	$-	$-

Expenses:
Development, general and administration	$61,984	$66,177

Operating loss	(61,984)	(66,177)

Net loss	$(61,984)	$(66,177)

Basic and Diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - Basic and Diluted	105,000,000	104,770,202

 The accompanying notes are an integral part of these financial statements.

-F4-

ASIA TRAINING INSTITUTE US, INC.

statements of changes in stockholders’ equity(deficit)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2015	98,000,000	$9,800	24,000	(36,970)	(3,170)

Common Stock issued for services rendered	7,000,000	$700	-	-	700

Net loss, December 31, 2016	-	$-	-	(66,177)	(66,177)

Contributed Capital	-	$-	72,148	-	72,148

Balance at December 31, 2016	105,000,000	$10,500	96,148	(103,147)	3,501

Net loss, December 31, 2017	-	$-	-	(61,984)	(61,984)
Contributed Capital	-	$-	32,570	-	32,570

Balance at December 31, 2017	105,000,000	$10,500	128,718	(165,131)	(25,913)

 The accompanying notes are an integral part of these financial statements.

-F5-

ASIA TRAINING INSTITUTE US, INC.

 STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2017	Year Ended December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,984)	$(66,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses contributed to capital	32,354	72,148
Common stock issued in exchange for services rendered	-	700
Changes in operating assets and liabilities:
Prepaid Expense	30,000	(30,000)
Accrued expenses	(370)	1,755
Net cash provided by/(used in) operating activities	-	(21,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	$-	$22,141
Expenses contributed to capital	216	-
Net cash provided by financing activities	216	22,141

Net Change in Cash and Cash Equivalents	$216	$567
Cash and cash equivalents - beginning of period	567	-
Cash and cash equivalents - end of period	$783	$567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

-F6-

ASIA TRAINING INSTITUTE US, INC.

NOTES TO AUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE year ENDED DECEMBER 31, 2017

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

The Company has elected December 31st as its fiscal year end.

The Company intends to offer informative business seminars on varying topics to attendees throughout the United States.

 Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2017 and 2016 were $783 and $567, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.”  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at December 31, 2017 and 2016.

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

The Company does not have any potentially dilutive instruments as of December 31, 2017 and 2016 and, thus, anti-dilution issues are not applicable.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

-F7-

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

The company had no stock-based compensation plans as of December 31, 2017 and 2016.

Share-based expense for the years ended December 31, 2017 and December 31, 2016 were $0 and $700, respectively.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 which deferred the effective date of Update 2014-09 to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016. The Company plans to adopt the standard on a modified retrospective basis applying the new rules to all contracts existing in January 1, 2018. Given that the Company is not currently generating revenue and was not generating revenue at the date of adoption, the adoption of this guidance will not materially impact its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842): Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”) which supersedes the existing guidance for lease accounting. ASU 2016-02 requires lessees to recognize leases on their balance sheets and modifies accounting, presentation and disclosure for both lessors and lessees. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into, years beginning after December 15, 2018. Although early adoption is permitted, the Company is currently evaluating the impact that adopting ASU 2016-02 will have on the financial statements.

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

Note 4 - Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of December 31, 2017.

-F8-

Note 5 - Related Partly Transactions

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

Additional Paid-In Capital

During the years ended December 31, 2017 and 2016, our Chief Financial Officer, Chien-Heng Chiang, contributed a combined of $32,570 and $72,148, respectively, to the Company. Chien-Heng Chiang does not request repayment from the Company. This is recorded as additional paid in capital.

Due to Related Party

As of December 31, 2017 and 2016, our CFO, Chien-Heng Chiang, had transferred funds to and paid expenses on behalf of the Company totaling $22,141 and $22,141, respectively. These contributions are considered as a loan to the Company which is noninterest bearing, unsecured, and due on demand.

Office Space

At December 31, 2016, the Company’s executive offices were located at 8152 Villaverde Drive, Whittier CA 90605. The Company’s office space was provided rent free by the Company’s Chief Financial Officer Chien-Heng Chiang. The Company no longer utilized this office space.

The Company currently utilizes home office space of our Chief Financial Officer free of charge. At this time we believe this suits our current needs based on our minimal business activity.

Note 6 - Accrued Expenses

Accrued expenses totaled $4,555 at December 31, 2017 and $4,925 at December 31, 2016 and consisted primarily of professional fees.

Note 7 - Prepaid Expense

At December 31, 2016, prepaid expense of $30,000 consisted of a retainer for CPA fees and was incurred and expensed in fiscal year ended December 31, 2017.

Note 8 - Income Taxes

The Company is disclosing an Uncertain Tax Position due to assumed temporal differences in operating loss and tax credit carryforwards, due to the unpredictability of future earnings from recently-contracted associations and investment. The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not. As of December 31, 2017, the Company has incurred a net loss of approximately $165,000 which resulted in a net operating loss for income tax purposes. NOL will expire, if not utilized, through 2037. The loss results in a deferred tax asset of approximately $34,650 at the effective statutory rate of 21%. The deferred tax asset has been off-set by an equal valuation allowance.

	December 31,

	2017	2016
Deferred tax asset, generated from net operating loss at statutory rates	$34,650	$36,101
Valuation allowance	(34,650)	(36,101)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	21.0%	35.0%
Increase in valuation allowance	(21.0%)	(35.0%)
Effective income tax rate	0.0%	0.0%

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. This legislation reduced the federal corporate tax rate from the previous 35% to 21%. Tax filings for the Company for the years 2015 and 2016 are available for examination by tax authorities.

Note 9- Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and determine that there were no subsequent events or transactions that require recognition or disclosures in the financial statements.

-F9-

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the 2013 COSO framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is ineffective based on those criteria.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company are provided below:

Name	Age	Position
Chun-Han Lin	44	Chief Executive Officer
Chien-Heng Chiang	32	Chief Financial Officer
Yi-Shan Feng	39	Secretary, Director
Chun-Heng Lin	42	Director
Chia-Yi Lin	53	Director
Cheng Siew Imm	42	Director
Tsung-Lu Wu	33	Director

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

Chien-Heng Chiang -Chief Financial Officer

Mr. Chiang graduated from the University of Southern California and was a Founder of Magnate Holding, Inc. in December 2008. Magnate Holding, Inc. is focused upon Finance and business management. From 2001 to 2014 he served as a Partner at Autarky Consulting, Inc., a company involved in business management consulting, in the Las Vegas, Nevada area. From 2011 to 2015 he was the Head of the Greater China San Lotus Group, a Company involved in the travel industry. Additionally, in January 2015 he became a Founder of iDreams Global, a high end travel company. On February 12, 2016 Mr. Chiang became the controlling shareholder and also Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer of Asia Training Institute, Inc., an SEC Reporting, Nevada Corporation. Mr. Chiang is no longer the controlling shareholder of Asia Training Institute, Inc. and has since resigned from his positions with that Company.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended December 31, 2017.

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

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

Item 11. Executive Compensation.

Summary Compensation Table (Officers and Directors):

Name and principal position (a)	Fiscal Year Ended December 31, (b)	Salary ($) (c)	Bonus ($) (d)	Stock Compensation ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chun-Han Lin, Chief Executive Officer and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Chien-Heng Chiang, Chief Financial Officer and Chairman of the Board of Directors.	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Yi-Shan Feng, Secretary and Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Chun-Heng Lin, Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Chia-Yi Lin, Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Cheng Siew Imm, Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

Tsung-Lun Wu, Director	2016	-	-	-	-	-	-	-	$-
	2017	-	-	-	-	-	-	-	$-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2017, the Company has 105,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

*The table below is as of December 31, 2017.

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

On January 1, 2016 the Company entered into a licensing agreement with Magic NLP Co., a Taiwanese Company. Per the licensing agreement we, the Company are licensed to provide our future students the same course curriculum as already developed and offered by Magic NLP Co.

*Magic NLP Co. is considered a related party as it is controlled by our Chief Executive Officer Chun-Han Lin.

On January 13, 2016 the Company issued an additional 7,000,000 shares of restricted common stock at par value ($0.0001) to Chia-Yi Lin for services rendered to the Company regarding the development of the Company’s business plan.

During the years ended December 31, 2017 and 2016, our Chief Financial Officer, Chien-Heng Chiang, contributed a combined amount of $32,570 and $72,148, respectively, to the Company. Chien-Heng Chiang does not request repayment from the Company. This is recorded as additional paid in capital.

As of December 31, 2017 and 2016, our CFO, Chien-Heng Chiang, had transferred funds to and paid expenses on behalf of the Company totaling $22,141 and $22,141, respectively. These contributions are considered as a loan to the Company which is noninterest bearing, unsecured, and due on demand.

At December 31, 2016, the Company’s executive offices were located at 8152 Villaverde Drive, Whittier CA 90605. The Company’s office space was provided rent free by the Company’s Chief Financial Officer Chien-Heng Chiang. The Company no longer utilized this office space.

The Company currently utilizes home office space of our Chief Financial Officer free of charge. At this time we believe this suits our current needs based on our minimal business activity.

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

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal year ends.

		For the year ended December 31, 2017	For the year ended December 31, 2016
Audit fees	MaloneBailey, LLP	$-	3,700
Audit fees	Simon & Edward LLP	$17,500	10,000
Audit related fees		-	-
Tax fees		2,000	-
All other fees		-	-
Total		$19,500	13,700

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

Dated: March 20, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Chun-Han Lin

Chun-Han Lin, Chief Executive Officer

Dated: March 20, 2018

By: /s/ Chien-Heng Chiang

Chien-Heng Chiang, Chief Financial Officer

Dated: March 20, 2018